Form 10-K
period 2006-12-30
Target Credit Card Master Trust; Target Credit Card Owner Trust 2005-1; TARGET RECEIVABLES CORP
filed 2007-03-21
CIK 1337063, 1337185, 946115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number  333-127864-01

TARGET CREDIT CARD MASTER TRUST

(Issuing Entity for the Certificates)

TARGET CREDIT CARD OWNER TRUST 2005-1

(Issuing Entity for the Notes)

(Exact name of registrant as specified in its charter)

TARGET RECEIVABLES CORPORATION

(Depositor into the Issuing Entity for the Certificates)

Minnesota	41-1812153
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

Target Receivables Corporation
1000 Nicollet Mall, 31st Floor, Suite 3136
Minneapolis, Minnesota	55403
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  612/696-3102

Securities registered pursuant to Section 12(b) of the Act:       None

Securities registered pursuant to Section 12(g) of the Act:

Floating Rate Class A Asset Backed Notes, Series 2005-1

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☐       No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes   ☐       No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days:

Yes   ☒       No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of  registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

NOT APPLICABLE

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.             (Check one):

Large accelerated filer       ☐              Accelerated filer       ☐              Non-accelerated filer       ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐       No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The registrant has no voting or non-voting common equity outstanding as of the date of this report.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.                                                           Business.

Target Credit Card Master Trust (the “Trust”) was formed pursuant to a Pooling and Servicing Agreement dated as of September 13, 1995 (as amended, modified or supplemented, the “Pooling and Servicing Agreement”), by and among Target National Bank, as servicer (the “Servicer”), Target Receivables Corporation, as transferor (the “Transferor”), and Wells Fargo Bank, National Association, as trustee (the “Trustee”).  The Trust’s only business is to act as a passive conduit to permit investments in a pool of the Transferor’s consumer receivables generated by open-end credit card accounts owned by the Servicer.

Target Credit Card Owner Trust (the “Owner Trust”) was formed as a statutory trust under the laws of the State of Delaware pursuant to an Amended and Restated Trust Agreement, dated as of November 4, 2005 (as amended, modified or supplemented, the “Trust Agreement”), by and between Target Receivables Corporation, as depositor (the “Depositor”) and Wilmington Trust Company, as owner trustee (the “Owner Trustee”).  The Owner Trust’s only business is to act as a passive conduit to permit investments in its assets which are comprised primarily of a collateral certificate representing an interest in the assets of the Trust.

Target Receivables Corporation was formed in Minnesota on May 15, 1995 and is a wholly-owned subsidiary of a corporation that is wholly-owned by Target Corporation.  Target Receivables Corporation is the Transferor of the receivables to the Trust, the Depositor of the collateral certificate into the Owner Trust, and the administrator of the Owner Trust.

Item 1A.                                                  Risk Factors.

Not applicable.

Item 1B.                                                  Unresolved Staff Comments.

None.

Item 2.                                                           Properties.

The assets of the Owner Trust (the “Owner Trust Assets”) include the collateral certificate, representing an interest in the assets of the Trust, and the Note distribution account.

The assets of the Trust (the “Trust Assets”) include a portfolio of receivables (the “Receivables”) generated from time to time in a portfolio of consumer open-end credit card accounts (the “Accounts”), funds collected or to be collected in respect of the Receivables, monies on deposit in certain accounts of the Trust, any participation interests included in the Trust, funds collected or to be collected with respect to such participation interests and any enhancement with respect to a particular series or class.  The Trust Assets are expected to change over the life of the Trust as receivables in consumer open-end credit card accounts and other open-end credit accounts and related assets are included in the Trust and as Receivables in Accounts included in the Trust are charged-off or removed.

Exhibit 99.2 to this Report sets forth certain information relating to the Transferor’s fiscal year ended December 30, 2006.  Such information, which was derived from the monthly settlement statements relating to such period as delivered to the Trustee pursuant to the Pooling and Servicing Agreement, is incorporated herein by reference.

Item 3.                                                           Legal Proceedings.

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.                    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In September 2006, the Trust issued Class A Asset Backed Variable Funding Certificates, Series 2006-1 in a private transaction (the “Series 2006-1 Certificates”).  The principal amount of the Series 2006-1 Certificates fluctuates and did not exceed $500 million.

In July 2002, the Trust issued $750,000,000 of five year floating rate Class A Certificates to the public (the “Series 2002-1 Certificates”).  In November 2005, the Trust issued a $1,153,846,154 Collateral Certificate (the “Series 2005-1 Collateral Certificate”) which was transferred to the Owner Trust and the Owner Trust issued $900,000,000 of five year floating rate Class A Notes to the public (the “Series 2005-1 Notes”).

Although they trade in the over-the-counter market to a limited extent, there is currently no established public trading market for the Series 2005-1 Notes.  The Series 2005-1 Notes are held and delivered in book-entry form through the facilities of The Depository Trust Company (“DTC”), a “clearing agency” registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended.  The definitive Series 2005-1 Notes are held by Cede & Co., the nominee of DTC.

The undivided subordinated interests in the Owner Trust, other than those represented by the Series  2005-1 Notes, are owned by the Transferor and the Servicer.

Item 6.                                                           Selected Financial Data.

Not applicable.

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Not applicable.

Item 7A.                                                  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.                                                           Financial Statements and Supplementary Data.

Not applicable.

Item 9.                                                           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                                                  Controls and Procedures.

Not applicable.

Item 9B.                                                  Other Information.

Not applicable.

PART III

Item 10.                                                    Directors and Executive Officers of the Registrant.

Not applicable.

Item 11.                                                    Executive Compensation.

Not applicable.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13.                                                    Certain Relationships and Related Transactions.

Not applicable.

Item 14.                                                    Principal Accountant Fees and Services.

Not applicable.

PART IV

Item 15.                                                    Exhibits and Financial Statement Schedules.

a.                                       The following documents are filed as part of this Report.

3.                                      Exhibits

31.1         Certification.

99.1         Annual Servicer’s Certificate for the year ended December 30, 2006.

99.2         Annual Collateral Certificateholders’ Statement for the year ended December 30, 2006, Series 2005-1.

99.3         Report of Independent Registered Public Accounting Firm.

99.4         Report of Management on Compliance.

99.5         Annual Statement of Compliance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET RECEIVABLES CORPORATION

Dated: March 21, 2007	By: /s/ Douglas A. Scovanner
Douglas A. Scovanner,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Target Receivables Corporation and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Douglas A. Scovanner Douglas A. Scovanner	President and Director (Principal Accounting Officer)	March 21, 2007
/s/ Corey L. Haaland Corey L. Haaland	Vice President, Treasurer and Director (Principal Financial Officer)	March 21, 2007
/s/ Terrence J. Scully Terrence J. Scully	Vice President and Director	March 21, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1 99.1	Certification Annual Servicer’s Certificate for the year ended December 30, 2006.
99.2 99.3 99.4 99.5

Annual Collateral Certificateholders’ Statement for the year ended December 30, 2006, Series 2005-1

Report of Independent Registered Public Accounting Firm

Report of Management on Compliance

Annual Statement of Compliance